Form 10-K
MORTGAGE ASSET SEC TRANS  ALTER  LN  SER 2003-4
filed 2004-03-30
CIK 1236966

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-101254-07


        MASTR Alternative Loan Trust
        Mortgage Pass-Through Certificates
        Series 2003-4

     (Exact name of registrant as specified in its charter)


   New York                                         54-2120398
                                                    54-2120399
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___







  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
    Yes___       No X






  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

         Not applicable.








  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                                PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:


             Class 15-AX                          3
             Class 15-PO                          3
             Class 1-A-1                          3
             Class 2-A-1                          8
             Class 30-AX                          3
             Class 30-PO                          3
             Class 3-A-1                          3
             Class 4-A-1                          4
             Class 4-A-2                          3
             Class 4-A-3                          3
             Class 5-A-1                          4
             Class B-1                            3
             Class B-2                            5
             Class B-3                            3
             Class B-4                            1
             Class B-5                            1
             Class B-6                            1
             Class A-R                            1

             Total:                              55


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

  Item 9A. Controls and Procedures.

            Not applicable.


                                PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Principal Accounting Fees and Services.

            Not applicable.

                                PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification


     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2003.


       a) Bank of America, as Servicer <F1>
       b) Countrywide Home Loans Inc., as Servicer <F1>
       c) GMAC Mortgage Corp, as Servicer <F1>
       d) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
       e) US Mortgage as Subservicer for Homestar Mortgage Services LLC <F1>
       f) National City Mortgage Co, as Servicer <F1>
       g) Cenlar as Subservicer for Nexstar Financial <F1>
       h) Primewest Mortgage Corp, as Servicer <F1>
       i) Provident Funding Assoc. LLP, as Servicer <F1>
       j) Washington Mutual Mtg Sec Corp, as Servicer <F1>
       k) Wells Fargo Home Mortgage, Inc, as Servicer <F1>

     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2003.


       a) Bank of America, as Servicer <F1>
       b) Countrywide Home Loans Inc., as Servicer <F1>
       c) GMAC Mortgage Corp, as Servicer <F1>
       d) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
       e) US Mortgage as Subservicer for Homestar Mortgage Services LLC <F1>
       f) National City Mortgage Co, as Servicer <F1>
       g) Cenlar as Subservicer for Nexstar Financial <F1>
       h) Primewest Mortgage Corp, as Servicer <F1>
       i) Provident Funding Assoc. LLP, as Servicer <F1>
       j) Washington Mutual Mtg Sec Corp, as Servicer <F1>
       k) Wells Fargo Home Mortgage, Inc, as Servicer <F1>

     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements for the year ended December 31, 2003.


       a) Bank of America, as Servicer <F1>
       b) Countrywide Home Loans Inc., as Servicer <F1>
       c) GMAC Mortgage Corp, as Servicer <F1>
       d) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
       e) Homestar Mortgage Services LLC, as Servicer <F1>
       f) National City Mortgage Co, as Servicer <F1>
       g) Nexstar Financial, as Servicer <F1>
       h) Primewest Mortgage Corp, as Servicer <F1>
       i) Provident Funding Assoc. LLP, as Servicer <F1>
       j) Washington Mutual Mtg Sec Corp, as Servicer <F1>
       k) Wells Fargo Home Mortgage, Inc, as Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) On December 31, 2003, December 1, 2003, and January 9, 2004 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.






   (c) Not applicable.


   (d) Omitted.



    (99.5) Reliance Certifications Mandated under the Pooling and Servicing
           Agreement for the year ended December 31, 2003.


       a) Bank of America, as Servicer <F2>
       b) Countrywide Home Loans Inc., as Servicer <F2>
       c) GMAC Mortgage Corp, as Servicer <F2>
       d) Greenpoint Mortgage Funding, Inc., as Servicer <F2>
       e) Homestar Mortgage Services LLC, as Servicer <F2>
       f) National City Mortgage Co, as Servicer <F2>
       g) Nexstar Financial, as Servicer <F2>
       h) Primewest Mortgage Corp, as Servicer <F2>
       i) Provident Funding Assoc. LLP, as Servicer <F2>
       j) Washington Mutual Mtg Sec Corp, as Servicer <F2>
       k) Wells Fargo Home Mortgage, Inc, as Servicer <F2>



    (99.6) Servicing Information Mandated under the Pooling and Servicing
            Agreement for the year ended December 31, 2003.

        As of the date hereof, Homestar Mortgage has not provided certain information regarding loan level data which it is required to provide under the applicable servicing agreement.




  <F1> Filed herewith.

  <F2> Certification has been received.




                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



     MASTR Alternative Loan Trust
     Mortgage Pass-Through Certificates
     Series 2003-4
     (Registrant)



  Signed: Wells Fargo Bank, N.A. as Master Servicer


  By:     Michael Watchke, Vice President

  By: /s/ Michael Watchke, Vice President

  Dated: March 30, 2004


  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.

  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification


  I, Michael Watchke, certify that:

  1. I have reviewed this annual report on Form 10 K, and all reports on Form 8 K containing distribution date reports filed in respect of periods included in the year covered by this annual report, of the MASTR Alternative Loan Trust Mortgage Pass-Through
     Certificates, Series 2003-4 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the servicing information required to be provided to the Trustee by the Master Servicer under the Pooling and Servicing Agreement for inclusion in these reports is included in these reports;

  4. I am responsible for reviewing the activities performed by the Servicers under the Servicing Agreements and based upon my knowledge and the annual compliance review required under the Servicing Agreements, and except as disclosed in the reports, each Servicer has fulfilled its obligations under the related Servicing Agreement; and

  5. The reports disclose all significant deficiencies relating to each Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure as set forth in the related Servicing Agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Bank of America as Servicer, Countrywide Home Loans Inc. as Servicer, GMAC Mortgage Corp as Servicer, Greenpoint Mortgage Funding, Inc. as Servicer, Homestar Mortgage Services LLC as Servicer, National City Mortgage Co as Servicer, Nexstar Financial as Servicer, Primewest Mortgage Corp as Servicer, Provident Funding Assoc. LLP as Servicer, and Washington Mutual Mtg Sec Corp as Servicer.


     Capitalized terms used but not defined herein have the meanings assigned in the pooling and servicing agreement dated as of May 1, 2003 (the "Pooling and Servicing Agreement") among Mortgage Asset Securitization Transactions, Inc., as depositor, UBS Warburg Real Estate Securities Inc., as transferor, Wells Fargo Bank, N.A., as master servicer, and JPMorgan Chase Bank, as trustee.



     Date: March 30, 2004

     /s/ Michael Watchke
     Signature

     Vice President
     Title

  Ex-99.1 (a)

(Logo) PricewaterhouseCoopers


PricewaterhouseCoopers
llP 214 N.Tryon Street
Ste 3600
Charlotte NC 28202

Telephone (704) 344 7500
Facsimile (704) 344 4100


Report of Independent Accountants

To the Board of Directors and Shareholder of Bank of America, N.A.

We have examined management's assertion about compliance by the mortgage division of Bank of America, N.A. (the "Company"), an operating division of Bank of America, N.A., with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2003 included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31,2003 is fairly stated, in all material respects.


/s/ PriceWaterhouseCooper
March 2, 2004

  Ex-99.1 (b)

Grant Thornton  (logo)

Accountants and Management Consultants

REPORT OF INDEPENDENT ACCOUNTANTS ON MANAGEMENT'S
ASSERTION ON COMPLIANCE WITH MINIMUM SERVICING STANDARDS
SET FORTH IN THE UNIFORM SINGLE ATTESTATION PROGRAM FOR
MORTGAGE BANKERS

Board of Directors
Countrywide Financial Corporation

We have examined management's assertion about Countrywide Financial Corporation and Subsidiaries' (including its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL") and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL) ("the Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2003 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance With the minimum servicing standards.

In our opinion, management's assertion that Countrywide Financial Corporation and Subsidiaries (including its wholly-owned subsidiary, Countrywide Home Loans, Inc., and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of
CHL) complied with the aforementioned minimum servicing standards as of and for the year ended December 31,2003 is fairly stated, in all material respects, except as disclosed in the attached Schedule of Findings.

/s/ Grant Thorton LLP

Los Angeles, California
February 27, 2004

Suite 300
1000 Wilshire Blvd.
Los Angeles, CA 90017 2464

T 213 627-1717
F 213 624-6793

W www.grantthornton.com

Grant Thornton LLP
US Member of Grant Thornton International

  Ex-99.1 (c)

PRICEWATERHOUSECOOPERS (Logo)

PricewaterhouseCoopers LLP
1177 Avenue of the Americas
New York NY 10036
Telephone (646) 471 4000
Facsimile (646) 471 4100

Report of Independent Accountants

To the Board of Directors and Shareholder of GMAC Commercial Mortgage
Corporation:

We have examined management's assertion, dated February 23, 2004, about GMAC Commercial Mortgage Corporation's (the "Company's") compliance with its established minimum servicing policy ("Servicing Policy"), which management derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"), as of and for the year ended December 31, 2003 included in the accompanying management assertion
(see Exhibit I). Management is responsible for the Company's compliance with the Servicing Policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its Servicing Policy.

In our opinion, management's assertion that, except for instances of noncompliance, the Company complied with the aforementioned Servicing Policy as of and for the year ended December 31, 2003, is fairly stated, in all material respects.

/s/ Pricewaterhousecoopers LLP

February 23, 2004

Ex-99.1 (d)

(logo) PRICEWATERHOUSECOOPERS


PricewaterhouseCoopers LLP
350 S. Grand Ave.
Los Angeles CA 90071
Telephone (213) 236 3000


Report of Independent Auditors



To the Board of Directors and Stockholders of GreenPoint Financial Corporation:

We have examined management's assertion about GreenPoint Financial Corporation and its subsidiaries, including GreenPoint Mortgage Funding, Inc. (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2003 included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.


Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.


In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP



March 25, 2004

  Ex-99.1 (e)

TERENCE S. MILANEY
CERTIFIED PUBLIC ACCOUNTANT

290 E. VERDUGO SUITE 101
BURBANK, CA 91502
(818) 972-2522 FAX (818) 972-2543


To the Board of Directors
U.S. Mortgage
A Wholly Owned Subsidiary of U.S. Holdings
5825 W.Sahara Avenue
Las Vegas, Nevada 89102



Independent Accountant's Report


 We have examined management's assertion about U.S. Mortgage's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2003. Included In the accompanying management assertion. Management is responsible for U.S. Mortgage compliance with those minimum-servicing standards. Our responsibility is to express an opinion and management's assertion about the entity's compliance based on our company.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about U.S. Mortgage's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination of U.S. Mortgage compliance with minimum servicing standards.

In our opinion, management's assertion that U.S. Mortgage complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respect.



/s/ Terence S. Milaney
Terence S. Milaney
Certified Public Accountant

February 27, 2004

  Ex-99.1 (f)

(LOGO) ERNST & YOUNG

Ernst & Young LLP
1300 Huntington Building
925 Euclid Avenue
Cleveland, Ohio 44115

Phone: (216) 861-5000
www.ey.com

Report on Management's Assertion on Compliance with the Specified Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
National City Mortgage Co.

We have examined management's assertion, inc1uded in the accompanying report titled Report of Management, that National City Mortgage Co. (NCM) complied with the servicing standards identified in Exhibit A to the Report of Management (the specific minimum servicing standards) as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) during the year-ended December 31, 2003. Management is responsible for NCM's compliance with the specified minimum servicing standards. Our responsibility is to express an opinion on management's assertions about NCM's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about NCM's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on NCM's compliance with specified minimum servicing standards.

In our opinion, management's assertion that NCM complied with the aforementioned specified minimum servicing standards during the year ended December 31, 2003, is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 25, 2004

A Member Practice of Ernst & Young Global



  Ex-99.1 (g)

(logo) KPMG

KPMG LLP
New Jersey Headquarters
150 John F. Kennedy Parkway
Short Hills, NJ 07078

Independent Accountants' Report

The Board of Directors
Cenlar FSB:

We have examined management's assertion, included in the accompanying report, that Cenlar FSB (a wholly-owned subsidiary of Cenlar Capital Corporation) and subsidiaries (Cenlar) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31,2003. Management is responsible for Cenlar's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Cenlar's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Cenlar's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Cenlar's compliance with the minimum servicing standards.

In our opinion, management's assertion that Cenlar complied with the aforementioned minimum servicing standards during the year ended December 31, 2003 is fairly stated, in all material respects.

/s/ KPMG LLP
KPMG LLP
February 20, 2004




KPMG LLP, a U.S. limited liability partnarship, is the U.S.
member firm of KPMG International, a Swiss cooperative.

  Ex-99.1 (h)

(logo) Lam Vinson & Company, LLP
Certified Public Accountants
& Business Advisors

Independent Accountants' Report

Management and Audit Committee
PrimeWest Mortgage Corporation
Lubbock, Texas

We have examined PrimeWest Mortgage Corporation's ("PWMC") compliance with the Minimum Servicing Standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") and included in a subsequent section of this report for the year ended December 31, 2003. Management is responsible for PWMC's compliance with those requirements. Our responsibility is to express an opinion on PWMC's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about PWMC's compliance with the Minimum Servicing Standards and performing such other procedures I as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on PWMC's compliance with the Minimum Servicing Standards.

Our examination revealed material noncompliance with the following Minimum Servicing Standards during the year ended December 31, 2003:

Minimum Servicing Standard

I. Custodial Bank Accounts

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

b) be prepared within forty-five (45) calendar days after the cut-off date

Reconciliations for some custodial bank accounts were not performed timely. 9 out of the 26 reconciliations tested were not prepared within 45 calendar days after each month end date.

c) be reviewed and approved by someone other than the person who prepared the reconciliation

PWMC did not review or approve reconciliations on a consistent basis. 19 of 26 reconciliations tested were not reviewed or approved.


6502 Slide Road, Suite 200, Lubbock, Texas 79424 Phone 806.0ur.CPAS . Toll Free 866.NXT.CPAS Fax 806.771.CPAX . www.lvccpa.com

-1-

(logo)

Management and Audit Committee
PrimeWest Mortgage Corporation

We mailed positive confirmations to 25 mortgagors to determine whether PWMC's mortgage loan records agreed or reconciled to the records of mortgagors. 14 confirmations were returned without exception; no confirmations were returned with exceptions. We also reviewed the 25 mortgagor's loan files and compared year end unpaid principal balances, based on contractual terms, to PWMC's records with no exceptions; however, this test would not consider any payment deviations from contractual terms or that might have been misapplied by PWMC, if any, and hence, whether PWMC's records agree with mortgagor records. It is also highly likely that mortgagor records consist solely of information provided to them through the servicing process. Therefore, we are not able to attest to whether PWMC's records agree to mortgagors' records.

In our opinion, except for the material noncompliance described in the third paragraph, PWMC complied in all material respects, with the aforementioned standards, excluding standard V.1. (see the accompanying Mortgage Servicing Standards section of this report) for which we are unable to attest as explained in the preceding paragraph, for the year ended December 31, 2003.


/s/ Lan Vinson & Company, LLP
Lubbock, Texas
March 25, 2004

Lam Vinson & Company. CPAs and Business Advisors -2 -

  Ex-99.1 (i)

(logo) Grant Thornton
Accountants and Business Advisors

Report of Independent Accountants

To the Partners of
Provident Funding Associates, L.P.

We have examined management's assertion about Provident Funding Associates, L.P. and its subsidiary's ("PFA") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAF") as of and for the year ended December 31, 2003 included in the accompanying management assertion (see Exhibit
I). Management is responsible for PFA's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the PFA's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the PFA's compliance with the minimum servicing standards and performing such oilier procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the PFA's compliance with the minimum servicing standards.

In our opinion, management's assertion that PFA complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.


/s/ Grant Thornton LLP
San Francisco, California February 20, 2004

Suite 1100
One California Street
San Francisco, CA 94111
T 415.986.3900
F 415.986.3916
www.grantthornton.com

Grant Thornton LLP
US Member of Grant Thornton International

  Ex-99.1 (j)


(logo) Deloitte

Deloitte & Touche LLP
Suite 3300
925 Fourth Avenue
Seattle, WA 98104-1126
Tel:+1 206 716 7000
Fax:+ 1 206 965 7000
www.deloitte.com


INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholder
Washington Mutual Mortgage Securities Corp.

We have examined management's assertion that Washington Mutual Mortgage Securities Corp. (the Company) has complied as of and for the year ended December 31,2003, with its established minimum servicing standards in its role as Master Servicer, identified in the accompanying Management's Assertion, dated February 23, 2004. Such assertions were examined relating to those series of certificates included in the attached Appendix I. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. Series of certificates subject to such procedures were selected using sampling methods, and accordingly, we make no representations that our examination procedures were performed on a specific series of certificates as listed in the attached Appendix I. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003, is fairly stated, in all material respects, based on the criteria set forth in Appendix II.


/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
February 23, 2004


Member of
Deloitte Touche Tohmatsu



  Ex-99.1 (k)

KPMG   (logo)

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309

Independent Accountants' Report

The Board of Directors
Wells Fargo Home Mortgage, Inc.:

We have examined management's assertion dated February 25, 2004 that Wells Fargo Home Mortgage, Inc. (the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2003. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.


Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and perfonning such other procedures as we consideccd necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003, is fairly stated, in a11 material respects.


/s/ KPMG LLP

February 25, 2004

KPMG LLP a US limited liability partnership, is the US member of KPMG international a Swiss corporation

  Ex-99.2 (a)

Exhibit I

Bank of America


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

March 2, 2004

As of and for the year ended December 31,2003, the Mortgage division of Bank of America, N.A. (the "Company"), has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $340,000,000 and $270,000,000, respectively.


/s/ Ashish Kamit
Ashish Kamit
Senior Vice President and Managing Director
Bank of America, N .A.


/s/ J Mark Hanson
J Mark Hanson
Senior Vice President
Bank of America, N .A.


/S/ H Randell Chestnut
Senior Vice President
Bank of America, N.A.


Gary K Bettin
Senior Vice President and National Servicing Executive Bank of America, N .A.

/s/ Kevin M Shannon
Kevin M. Shannon
President
Consumer Real Estate



Bank of America, N.A.
 USA
[Olympic rings]
   2000-2004
US Olympic Teams

  Ex-99.2 (b)

(logo) Countrywide

4500 Park Granada
Calabasas, California 91302
(818) 225-3000

February 27, 2004

Grant Thornton LLP
1000 Wilshire Boulevard
Suite 300
Los Angeles, CA 900 17

Gentlemen:

As of and for the year ended December 31. 2003, Countrywide Financial Corporation and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHI."), and Countrywide Home Loans Servicing, L.P., a wholly owned subsidiary of CHL) ("the Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers, except as disclosed in the attached Schedule of Findings to the report. As of and for this same period the Company had in effect a fidelity bond and errors and omissions policy in the amount of $215 million and $240 million respectively.

The Company investigated the matters noted in lhe Schedule of Findings and noted that due to significant increases in volume of activity and staff turn-over, these accounts were being handled by inexperienced staff members. The Company has since increased the number and quality of staff in this area through additional hiring and training. As a result, manngemcnt is not aware of any cuuent USAP violations related to these accounts.


Sincerely.

/s/ Thomas K. McLaughlin
Thomas K. McLaughlin
Senior Managing Director and
Chief Financial Officer

/s/ Kevin Meyers
Kevin Meyers
Managing Director Finance
Loan Administration


COUNTRYWIDE FINANCIAL CORPORATION
SCHEDULE OF FINDINGS - USAP
DECEMBER 31, 2003

Statement of Condition:

During our testing of the Custodial Cash bank reconciliations, we noted that 1 reconciliation out of 30 reconciliations was not prepared within 45 days of the cutoff date. Additionally, there were 2 reconciliations out of 30 reconciliations that had items outstanding greater than 90 days that could have been cleared earlier. Each of these exceptions did not meet the minimum servicing standards set forth in the Mortgage Banker's Association's Uniform Single Attestation Program for Mortgage Bankers (the USAP).

Criteria:

The Uniform Single Attestation Program for Mortgage Bankers, Section I.1. requirement that reconciliations are mathematically accurate and are prepared within forty-five (45) calendar days after the cutoff date. Reconciling items shall also be resolved within ninety (90) calendar days of their original identification.

Recommendation:

We recommend that the Company prepare Custodial Cash bank reconciliations and clear reconciling items within the minimum time periods specified by the USAP.

Corrective Action Plan:

Due to significant increases in volume of activity and staff turn-over, these accounts were being handled by inexperienced staff members. The Company has since increased the number and quality of staff in this area through additional hiring and training. As a result, the Company is not aware of any current USAP violations related to these accounts.

  Ex-99.2 (c)

(logo) GMAC Mortgage


Exhibit 1


Managements Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 19,2004



As of and for the year ended December 31, 2003, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").


As of and for this same period the Company had in effect fidelity bond and errors and omissions policies in the amounts of $125,000,000 and $100,000,000, respectively.


/s/ David Applegate
David Applegate
Chief Executive Officer
GMAC Residential Holding Corp


/s/ Ralph Hall
Ralph Hall
Chief Operating Officer
GMAC Residential Holding Corp

Ex-99.2 (d)

Exhibit I


Management's Assertion Regarding Compliance
With Minimum Servicing Standards



As of and for the year ended December 31, 2003, Greenpoint Mortgage Funding, Inc. (the "Company"), a wholly-owned subsidiary of Greenpoint Bank, has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.


As of and for this same period, GreenPoint Bank maintained on behalf of the Company, errors and omissions and employee fidelity bond insurance policies in the amount of $20,000,000 and $50,000,000, respectively.


March 25, 2003


/s/ Becky Poisson
Becky Poisson
Executive Vice President of
Operations and Technology



/s/ Nathan Hieter
Nathan Hieter
Controller



/s/ David Petrini
David Petrini
Chief Financial Officer



/s/ S.A. Ibrahim
S.A. Ibrahim
Chief Executive Officer

Ex-99.2 (e)

(logo) US MORTGAGE


Management Assertion

As of and for the period January 1, 2003 ended December 31, 2003, US Mortgage Company has compiled in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, U S Mortgage Company had in effect a fidelity bond errors and omissions policy in the amount of $1,500,000.

By: /s/ Michael L. Gross
Michael L. Gross


Its: Senior Vice President


Date: March 26, 2004


E:\DHarmon\officerscertificate.doc


5825 W. Sahara Avenue * Las Vegas, NV 89146-3167
* ph 702.248.1156 * fax 702.248.0533 * http://www.usmnv.com/

  Ex-99.2 (f)

Management's Assertion on Compliance with the Specified Minimum
Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of National City Mortgage Co. (NCM), are responsible for complying with the servicing standards identified in the attached Exhibit A (the specified minimum servicing standards) as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed our evaluation of NCM's compliance with the specified minimum servicing standards as of December 31, 2003 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2003, NCM complied, in all material respects, with the specified minimum servicing standards set forth in the USAP.

As of December 31, 2003 and for the year then ended, NCM had in effect a fidelity bond policy in the amount of $200 million and an errors and omissions policy in the amount of $200 million.

/s/ Steven M. Scheid
Steven M. Scheid, Senior Vice President

February 25, 2004


Exhibit A

Specified Minimum Servicing Standards

I.  Custodial Bank Accounts

   1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

      a. be mathematically accurate;

      b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

      c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

      d. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

   2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

   3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

   4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. Mortgage Payments

   1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

   2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

   3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

   4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

Exhibit A

Specified Minimum Servicing Standards (continued)

III. Disbursements

   1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

   2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

   3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

   4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

   5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

   6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV. Investor Accouting and Reporting

   1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. Mortgagor Loan Accounting

   1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

   2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

   3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

Exhibit A

Specified Minimum Servicing Standards (continued)

V. Mortgagor Loan Accounting (continued)

   4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. Delinquencies

   1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

VII. Insurance Policies

   1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.



  Ex-99.2 (g)

(logo) Cenlar
Central Loan Administration & Reporting




February 20, 2004



Management Assertion

As of and for the year ended December 31, 2003, Cenlar FSB complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Cenlar FSB had in effect a fidelity bond in the amount of $30,000,000 and errors and omissions policy in the amount of $25,000,000.


/s/ Michael W. Young
Michael W. Young
Chief Executive Officer


/s/ Gregory S. Tornquist
Gregory S. Tornquist
Chief Financial Officer


/s/ Steve W. Gozdan
Steve W. Gozdan
Chief Operating Officer







Po Box 77400.Ewing, NJ 08628.609-883-3900

  Ex-99.2 (h)

(logo) PrimeWest
Mortgage Corp.

Management Assertion Regarding Compliance with Minimum Servicing Standards

As of and for the year ended December 31, 2003, PrimeWest Mortgage Corporation ("PWMC") has complied in all material respects with the Minimum Servicing Standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP'), except that some custodial bank reconciliations were not prepared timely and were not consistently reviewed or approved. The Minimum Servicing Standards are listed in Exhibit I to this letter. PWMC had a fidelity bond and an errors and omissions insurance policy in effect in the amount of $2,050,000 and $1,625,000, respectively, for the year ended December 31, 2003.

PrimeWest Mortgage Corporation

/s/ Signature on File

Mr. Ron Rogers
President
March 25, 2004

Lubbock, Texas -4 -

(logo)

PrimeWest Mortgage Corporation
USAP Report
Year Ended December 31,2003
Minimum Servicing Standards

The Minimum Servicing Standards for residential mortgage servicing specified in the Mortgage Bankers Association of America's ("MBA") Uniform Single Attestation Program for Mortgage Bankers ("USAP") follow:

I, Custodial Bank Accounts

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

a. be mathematically accurate;

b. be prepared within forty-five (45) calendar days after the cut-off date;

c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

d. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

Lubbock, Texas -6 -

(logo)

PrimeWest Mortgage Corporation
USAP Report
Year Ended December 31,2003

Minimum Servicing Standards

III. Disbursements (continued)

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV. Investor Accounting and Reporting

1. The servicing entity's investor reports agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. Mortgagor Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. Delinquencies

Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. Insurance Policies

A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

Lubbock, Texas -7 -

  Ex-99.2 (i)

Exhibit I

Management's Assertion Concerning Compliance
With USAP Minimum Servicing Standards

As of and for the year ended December 31, 2003 Provident Funding Associates, L.P. ("PFA") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, PFA had in effect a fidelity bond and mortgagees' error and omissions policy in the amounts of $20,025,000 and $5,000,000 respectively.



/s/ R. Craig Pica
R. Craig Pica
Chief Executive Officer


/s/ Michelle Blake
Michelle Blake
Chief Financial Officer

  Ex-99.2 (j)


(logo) Washington Mutual

MANAGEMENT'S ASSERTION

As of and for the year ended December 31, 2003, Washington Mutual Mortgage Securities Corp. (the Company) has complied, in all material respects in its role as master servicer, with the Company's established minimum servicing standards as set forth in Appendix ll. As of and for this same period, the Company had in effect a fidelity bond in the amount of $110 million, and errors and omissions policy in the amount of $20 million.


/s/ Michael Parker
Michael Parker
President
Washington Mutual Mortgage Securities Corp.

/s/Michael Kula
Washington Mutual Mortgage Securities Corp.


February 23, 2004



Washington Mutual Mortgage Securities Corp.
Schedule of Agreements


SERVICING AGREEMENT, dated February 1, 1997, Residential Mortgage Loans, Bank Atlantic 1998-WH1 between WMMSC f/k/a PNC and Bank Atlantic

PARTICIPATION AGREEMENT, dated March 1, 1988, Residential Mortgage Loans, Series 1998-PA6 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated March 1, 1999, Mortgage Pass- Through Certificate, Series FNT 1999-2, between WMMSC f/k/a PNC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 1999, Mortgage Pass- Through Certificate, Series FNT 1999-3, between WMMSC f/k/a PNC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated August 1, 1999, Mortgage Pass- Through Certificate, Series FNT 2000-1, between WMMSC f/k/a PNC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated February 1, 2000, Mortgage Pass- Through Certificate, Series PNCMT 2000-1, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated March 1, 2000, Mortgage Pass- Through Certificate, Series Capstead I, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated March 1, 2000, Mortgage Pass- Through Certificate, Series Capstead II, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated March 1, 2000, Mortgage Pass- Through Certificate, Series Capstead III, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated June 1, 2000, Mortgage Pass- Through Certificate, Series DLJMAC 2000-2, between WMMSC and Bank One National Association

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 2 of 40



POOLING AND SERVICING AGREEMENT, dated January 1, 2001, Mortgage Pass- Through Certificate, Series CSFB 2001-1, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated February 1, 2001, Mortgage Pass- Through Certificate, Series CSFB 2001-4, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated February 1, 2001, Mortgage Pass- Through Certificate, Series CSFB 2001-AR7, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated May 1, 2001, Mortgage Pass- Through Certificate, Series CSFB 2001-11, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated August 1, 2001, Mortgage Pass- Through Certificate, Series CSFB 2001-AR19, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-17, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-AR18, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-AR22, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated March 1, 2001, Mortgage Pass- Through Certificate, Series CSFB 2001-9, between WMMSC and Bank One National

POOLING AND SERVICING AGREEMENT, dated June 1, 2001, Mortgage Pass- Through Certificate, Series FNT 2001-2, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated August 1, 2001, Mortgage Pass- Through Certificate, Series FNT 2001-4, between WMMSC and Bank One National Association

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 3 of 40


POOLING AND SERVICING AGREEMENT, dated October 1, 2001, Mortgage Pass- Through Certificate, Series CSFB 2001-26, between WMMSC and Bank One National Association


POOLING AND SERVICING AGREEMENT, dated December 1, 2001, Mortgage Pass- Through Certificate, Series CSFB 2001-33, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated February 1, 2002, Mortgage Pass- Through Certificate, Series CSFB 2002-5, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated March 1, 2002, Mortgage Pass- Through Certificate, Series CSFB 2002-9, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated April 1, 2002, Mortgage Pass- Through Certificate, Series CSFB 2002-10, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated May 1, 2002, Mortgage Pass- Through Certificate, Series CSFB 2002-18, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated June 1, 2002, Mortgage Pass- Through Certificate, Series CSFB 2002-19, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated July 1, 2002, Mortgage Pass- Through Certificate, Series CSFB 2002-22, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated August 1, 2002, Mortgage Pass- Through Certificate, Series CSFB 2002-AR25, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated August 1, 2002, Mortgage Pass- Through Certificate, Series CSFB 2002-24, between WMMSC and Bank One National Association

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 4 of 40


POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass- Through Certificate, Series CSFB 2002-26, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass- Through Certificate, Series CSFB 2002-AR27, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass- Through Certificate, Series CSFB 2002-AR31, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass- Through Certificate, Series CSFB 2002-30, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass- Through Certificate, Series CSFB 2002-24, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass- Through Certificate, Series CSFB 2002-AR33, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-1, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-AR2, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-AR5, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-AR9, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-8, between WMMSC and Bank One National Association

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 5 of 40


POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-AR12, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-AR15, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-17, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-AR18, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-19, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-AR20, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-21, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-23, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-AR24, between WMMSC and Bank One National Association

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-27, between WMMSC and Bank One National Association

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 6 of 40


POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass- Through Certificate, Series SASCO 2002-26, between WMMSC and U.S. Bank National Association.


POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-AR28, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated February 1, 1996, Mortgage Pass- Through Certificate, Series 1996-1, between WMMSC f/k/a PNC and Bank United Financial Corp.

POOLING AND SERVICING AGREEMENT, dated December 1, 1985, Mortgage Pass- Through Certificate, Series 1985-PR3, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities and Bankers Trust Company of California.

POOLING AND SERVICING AGREEMENT, dated February 1, 1986, Mortgage Pass- Through Certificate, Series 1986-PR1, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities and Bankers Trust Company of California.

POOLING AND SERVICING AGREEMENT, dated October 1, 2001, Mortgage Pass- Through Certificate, Series WAMU 2001-AR2, between WMMSC and Bankers Trust Company of California.

POOLING AND SERVICING AGREEMENT, dated October 1, 2001, Mortgage Pass- Through Certificate, Series Thornburg 2001-1, between WMMSC and Bankers Trust Company of California.

POOLING AND SERVICING AGREEMENT, dated November 1, 2001, Mortgage Pass- Through Certificate, Series WAMU 2001-AR4, between WMMSC and Bankers Trust Company of California.

POOLING AND SERVICING AGREEMENT, dated November 1, 2001, Mortgage Pass- Through Certificate, Series WAMU 2001-AR3, between WMMSC and Bankers Trust Company of California.

MORTGAGE LOAN PURCHASE AND SERVICING AGREEMENT, dated November 1, 2002, Residential Mortga ge Loans, Bay View Call Pool between WMMSC and Bay View Financial Trading Group.

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 7 of 40


MORTGAGE LOAN PURCHASE AND SERVICING AGREEMENT, dated December 1, 2002, Residential Mortgage Loans, Bay View 2002-WH17 between WMMSC and Bay View Financial Trading Group.

SERVICING AGREEMENT, dated March 1, 2003, Residential Mortgage Loans, Bay View 2003-WH5 between WMMSC and Bay View Financial Trading Group.

POOLING AND SERVICING AGREEMENT, dated December 1, 1997, Mortgage Pass- Through Certificate, Series 1997 BWH-2, between WMMSC f/k/a PNC and Chase Manhattan Mortgage Corp.

POOLING AND SERVICING AGREEMENT, dated February 1, 1998, Mortgage Pass- Through Certificate, Series 1998 BWH-1, between WMMSC f/k/a PNC and Chase Manhattan Mortgage Corp.

POOLING AND SERVICING AGREEMENT, dated April 1, 2002, Mortgage Pass- Through Certificate, Series Chase 2002-S6, between WMMSC and Chase Home Mortgage.

POOLING AND SERVICING AGREEMENT, dated June 1, 2002, Mortgage Pass- Through Certificate, Series CSFB 2002-AR21, between WMMSC and Chase Home Mortgage.

POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass- Through Certificate, Series CSFB 2002-29, between WMMSC and Chase Home Mortgage.

POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass- Through Certificate, Series CSFB 2002-AR28, between WMMSC and Chase Home Mortgage.

PARTICIPATION AGREEMENT, dated July 1, 1995, Residential Mortgage Loans, Series 1994-PA2, between WMMSC f/k/a PNC and Chase Bank of Texas, NA.

POOLING AND SERVICING AGREEMENT, dated November 1, 1998, Mortgage Pass- Through Certificate, Series Chase 1998-S7, between WMMSC f/k/a PNC and Citibank, NA. POOLING AND SERVICING AGREEMENT, dated November 1, 2001, Mortgage Pass- Through Certificate, Series Chase 2001-S7, between WMMSC and Citibank, NA.

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 8 of 40
POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass- Through Certificate, Series WAMU 2003-S7, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass- Through Certificate, Series WAMU 2003-S9, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass- Through Certificate, Series WAMU 2003-S11, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass-Through Certificate, Series SMMSI VII Series 2002-HYB1, between WMMSC and U.S. Bank National Association as Trustee and Citibank, N.A., as Trust Administrator

POOLING AND SERVICING AGREEMENT, dated September 1, 1997, Mortgage Pass- Through Certificate, Series 1997-MS1, between WMMSC f/k/a PNC and Crestar Mortgage Corp.

POOLING AND SERVICING AGREEMENT, dated July 1, 1982, Mortgage Pass- Through Certificate, Series 1982-4, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 1984, Mortgage Pass- Through Certificate, Series 1984-1, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 1984, Mortgage Pass- Through Certificate, Series 1984-2, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 1984, Mortgage Pass- Through Certificate, Series 1984-3, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 1984, Mortgage Pass- Through Certificate, Series 1984 ARM P-1-1-4, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated October 1, 1984, Mortgage Pass- Through Certificate, Series 1984 ARM I-1-1, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 9 of 40


POOLING AND SERVICING AGREEMENT, dated December 1, 1984, Mortgage Pass- Through Certificate, Series 1984 ARM I-2-1, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 1984, Mortgage Pass- Through Certificate, Series 1984 ARM S-1-1, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 1984, Mortgage Pass- Through Certificate, Series 1984 ARM S-2-1, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 1984, Mortgage Pass- Through Certificate, Series 1984 ARM I-2-2, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 1985, Mortgage Pass- Through Certificate, Serie s 1985-1 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 1985, Mortgage Pass- Through Certificate, Series 1985-2 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 1985, Mortgage Pass- Through Certificate, Series 1985-4 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 1985, Mortgage Pass- Through Certificate, Series 1985 ARM I-1-2, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 1985, Mortgage Pass- Through Certificate, Series 1985-5 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated March 1, 1985, Mortgage Pass- Through Certificate, Series 1985-7 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 1985, Mortgage Pass- Through Certificate, Series 1985-11 ARM, between WMMSC f/k/a PNC f/k/a Sears

Mortgage Securities Corp. and Deutsche Bank National Trust Co.
Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 10 of 40


POOLING AND SERVICING AGREEMENT, dated June 1, 1985, Mortgage Pass- Through Certificate, Series 1985-13 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 1985, Mortgage Pass- Through Certificate, Series 1985-16 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 1985, Mortgage Pass- Through Certificate, Series 1985-15 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated August 1, 1985, Mortgage Pass- Through Certificate, Series 1985-17 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated October 1, 1985, Mortgage Pass- Through Certificate, Series 1985-20 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 1985, Mortgage Pass- Through Certificate, Series 1985-22 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 1985, Mortgage Pass- Through Certificate, Series 1985-23 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 1986, Mortgage Pass- Through Certificate, Series 1986-1 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated March 1, 1986, Mortgage Pass- Through Certificate, Series 1986-2 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 1986, Mortgage Pass- Through Certificate, Series 1986-3 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 11 of 40


POOLING AND SERVICING AGREEMENT, dated January 1, 1987, Mortgage Pass- Through Certificate, Series 1987-1 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 1987, Mortgage Pass- Through Certificate, Series 1987-2 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 1987, Mortgage Pass- Through Certificate, Series 1987-B, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 1987, Mortgage Pass- Through Certificate, Series 1987-PR10, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 1987, Mortgage Pass- Through Certificate, Series 1987-PR11, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 1987, Mortgage Pass- Through Certificate, Series 1987-PR13, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated September 1, 1987, Mortgage Pass- Through Certificate, Series 1987-C, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 1988, Mortgage Pass- Through Certificate, Series 1988-A, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 1992, Mortgage Pass- Through Certificate, Series 1992-2, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated September 1, 1998, Mortgage Pass- Through Certificate, Series 1998-3 Impac, between WMMSC f/k/a PNC and Deutsche Bank National Trust Co.

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 12 of 40


POOLING AND SERVICING AGREEMENT, dated November 1, 1998, Mortgage Pass- Through Certificate, Series Thornburg, between WMMSC f/k/a PNC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 1999, Mortgage Pass- Through Certificate, Series 1999-7, between WMMSC f/k/a PNC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 2001, Mortgage Pass- Through Certificate, Series WAMMS 2001-AR1, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 2001, Mortgage Pass- Through Certificate, Series WAMMS 2001-AR6, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 2001, Mortgage Pass- Through Certificate, Series Thornburg 2001-2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 2002, Mortgage Pass- Through Certificate, Series WAMU 2002-AR1, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 2002, Mortgage Pass- Through Certificate, Series WAMU 2002-AR2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 2002, Mortgage Pass- Through Certificate, Series WAMU 2002-AR3, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated March 1, 2002, Mortgage Pass- Through Certificate, Series 2002-AR4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated April 1, 2002, Mortgage Pass- Through Certificate, Series WAMU 2002-AR5, between WMMSC and Deutsche Bank National Trust Co.


Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 13 of 40


POOLING AND SERVICING AGREEMENT, dated May 1, 2002, Mortgage Pass- Through Certificate, Series 2002-AR6, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 2002, Mortgage Pass- Through Certificate, Series WAMU 2002-AR7, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 2002, Mortgage Pass- Through Certificate, Series WAMU 2002-AR8, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 2002, Mortgage Pass- Through Certificate, Series WAMU 2002-AR9, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated August 1, 2002, Mortgage Pass- Through Certificate, Series WAMU 2002-AR10, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated August 1, 2002, Mortgage Pass- Through Certificate, Series WAMU 2002-AR11, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass- Through Certificate, Series WAMU 2002-AR12, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass- Through Certificate, Series WAMU 2002-AR13, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass- Through Certificate, Series WAMU 2002-AR14, between WMMSC and Deutsche Bank National Trust Co.
POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass- Through Certificate, Series WAMU 2002-AR15, between WMMSC and Deutsche Bank National Trust Co.

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 14 of 40


POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass- Through Certificate, Series WAMU 2002-AR16, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass- Through Certificate, Series WAMU 2002-AR17, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass- Through Certificate, Series WAMU 2002-AR18, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass- Through Certificate, Series WAMU 2002-AR19, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass- Through Certificate, Series WAMU 2003-AR1, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass- Through Certificate, Series WAMU 2003-AR2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass- Through Certificate, Series WAMU 2003-AR3, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass- Through Certificate, Series WAMU 2003-AR4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass- Through Certificate, Series Thornburg 2003-2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass- Through Certificate, Series WAMU 2003-AR5, between WMMSC and Deutsche Bank National Trust Co.

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 15 of 40


POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass- Through Certificate, Series WAMU 2003-AR6, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass- Through Certificate, Series WAMU 2003-AR7, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass- Through Certificate, Series WAMU 2003-AR8, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass- Through Certificate, Series WAMU 2003-AR9, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass- Through Certificate, Series WAMU 2003-AR10, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass- Through Certificate, Series WAMU 2003-AR11, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass- Through Certificate, Series WAMU 2003-AR12, between WMMSC and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated April 1, 1985, Residential Mortgage Loans, Series 1985-PA1, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated February 1, 1986, Residential Mortgage Loans, Series 1986-PA1 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated March 1, 1986, Residential Mortgage Loans, Series 1986-PA3, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 16 of 40


PARTICIPATION AGREEMENT, dated March 1, 1986, Residential Mortgage Loans, Series 1986-PA4 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated June 1, 1986, Residential Mortgage Loans, Series 1986-PA6, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated January 1, 1987, Residential Mortgage Loans, Series 1987-PA1, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated February 1, 1987, Residential Mortgage Loans, Series 1987-PA2 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated February 1, 1987, Residential Mortgage Loans, Series 1987-PA2 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated July 1, 1987, Residential Mortgage Loans, Series 1987-PA7, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated October 1, 1987, Residential Mortgage Loans, Series 1987-PA9 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated November 1, 1987, Residential Mortgage Loans, Series 1987-PA12 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated November 1, 1987, Residential Mortgage Loans, Series 1987-PA13 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated December 1, 1987, Residential Mortgage Loans, Series 1987-PA14 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated January 1, 1988, Residential Mortgage Loans, Series 1988-PA1 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 17 of 40


PARTICIPATION AGREEMENT, dated February 1, 1988, Residential Mortgage Loans, Series 1988-PA2 B ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated March 1, 1988, Residential Mortgage Loans, Series 1988-PA4 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated March 1, 1988, Residential Mortgage Loans, Series 1988-PA7 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated June 1, 1988, Residential Mortgage Loans, Series 1988-PA10 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated June 1, 1988, Residential Mortgage Loans, Series 1988-PA14 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated July 1, 1988, Residential Mortgage Loans, Series 1988-PA12 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated July 1, 1988, Residential Mortgage Loans, Series 1988-PA13 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated August 1, 1988, Residential Mortgage Loans, Series 1988-PA16 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated September 1, 1988, Residential Mortgage Loans, Series 1988-PA17 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated March 1, 1989, Residential Mortgage Loans, Series 1988-PA1 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.


Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 18 of 40


PARTICIPATION AGREEMENT, dated October 1, 1989, Residential Mortgage Loans, Series 1988-PA2, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated September 1, 1993, Residential Mortgage Loans, Series 1993-PA1 ARM, between WMMSC f/k/a PNC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated August 1, 1998, Residential Mortgage Loans, Series 1998-WH9, between WMMSC f/k/a PNC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated September 1, 1998, Residential Mortgage Loans, Series 1998-WH11, between WMMSC f/k/a PNC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated July 1, 1999, Residential Mortgage Loans, Series 1999-WH10, between WMMSC f/k/a PNC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated October 1, 1999, Residential Mortgage Loans, Series 1999-WH14, between WMMSC f/k/a PNC and CSFB f/k/a DLJ.

POOLING AND SERVICING AGREEMENT, dated October 1, 1998, Mortgage Pass- Through Certificate, Series Telebanc I, between WMMSC f/k/a PNC and E Trade Bank.

POOLING AND SERVICING AGREEMENT, dated October 1, 1998, Mortgage Pass- Through Certificate, Series Telebanc II, between WMMSC f/k/a PNC and E Trade Bank.

POOLING AND SERVICING AGREEMENT, dated April 1, 1999, Mortgage Pass- Through Certificate, Series Telebanc III, between WMMSC f/k/a PNC and E Trade Bank.

SERVICING AGREEMENT, dated November 1, 1998, Residential Mortgage Loans, Series Telebanc 1998-WH14, between WMMSC f/k/a PNC and E Trade Bank.

SERVICING AGREEMENT, dated December 1, 1998, Residential Mortgage Loans, Series Telebanc 1998-WH16, between WMMSC f/k/a PNC and E Trade Bank.

SERVICING AGREEMENT, dated March 1, 1999, Residential Mortgage Loans, Series Telebanc 1999-WH3, between WMMSC f/k/a PNC and E Trade Bank.

SERVICING AGREEMENT, dated May 1, 1999, Residential Mortgage Loans, Series Telebanc 1999-WH3B, between WMMSC f/k/a PNC and E Trade Bank.

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 19 of 40


SERVICING AGREEMENT, dated September 1, 1999, Residential Mortgage Loans, Series 1999-WH12, between WMMSC f/k/a PNC and First Union National Bank.

POOLING AND SERVICING AGREEMENT, dated May 1, 2001, Mortgage Pass- Through Certificate, Series SASCO 2001-8A, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated May 1, 2001, Mortgage Pass- Through Certificate, Series CSFB 2001-AR14, between WMMSC JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated September 1, 2001, Mortgage Pass- Through Certificate, Series CSFB 2001-S5, between WMMSC JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated November 1, 2001, Mortgage Pass- Through Certificate, Series CSFB 2001-28, between WMMSC JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated January 1, 2002, Mortgage Pass- Through Certificate, Series CSFB 2002-AR2, between WMMSC JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass- Through Certificate, Series CSFB 2002-S7, between WMMSC JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass- Through Certificate, Series AMAC 2003-6, between WMMSC JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass- Through Certificate, Series UBS MARM 2003-2, between WMMSC JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated February 1, 2002, Mortgage Pass- Through Certificate, Series CSFB 2002-7, between WMMSC and JP Morgan Chase

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass- Through Certificate, Series UBS Malt 2003-5, between WMMSC and JP Morgan Chase

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass- Through Certificate, Series UBS Marm 2003-4, between WMMSC and JP Morgan Chase

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass- Through Certificate, Series UBS Marm 2003-5, between WMMSC and JP Morgan Chase

SERVICING AGREEMENT, dated June 1, 1999, Residential Mortgage Loans, Series 1999-WH9, between WMMSC f/k/a PNC and Matrix Capital Bank.

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 20 of 40


SERVICING AGREEMENT, dated March 1, 1999, Residential Mortgage Loans, Series 1999-BWH1, between WMMSC f/k/a PNC and Net Bank.

SERVICING AGREEMENT, dated September 1, 1997, Residential Mortgage Loans, Series 1997-WH4, between WMMSC f/k/a PNC and New York Life.

SERVICING AGREEMENT, dated April 1, 1998, Residential Mortgage Loans, Series 1998-WH4, between WMMSC f/k/a PNC and New York Life.

SERVICING AGREEMENT, dated August 1, 1998, Residential Mortgage Loans, Series 1998-WH8, between WMMSC f/k/a PNC and New York Life.

SERVICING AGREEMENT, dated July 1, 1998, Residential Mortgage Loans, Series DLJ 1998-WH7, between WMMSC f/k/a PNC and Sovereign Bank.

SERVICING AGREEMENT, dated September 1, 1998, Residential Mortgage Loans, Series 1998-WH12, between WMMSC f/k/a PNC and Sovereign Bank.

SERVICING AGREEMENT, dated October 1, 1998, Residential Mortgage Loans, Series Soverign, between WMMSC f/k/a PNC and Sovereign Bank.

SERVICING AGREEMENT, dated February 1, 1999, Residential Mortgage Loans, Series 1999-WH1, between WMMSC f/k/a PNC and Sovereign Bank.

SERVICING AGREEMENT, dated April 1, 1999, Residential Mortgage Loans, Series 1999-WH4, between WMMSC f/k/a PNC and Sovereign Bank.

SERVICING AGREEMENT, dated April 1, 1999, Residential Mortgage Loans, Series 1999-WH4A, between WMMSC f/k/a PNC and Sovereign Bank.

SERVICING AGREEMENT, dated May 1, 1999, Residential Mortgage Loans, Series 1999-WH4B, between WMMSC f/k/a PNC and Sovereign Bank.

SERVICING AGREEMENT, dated June 1, 1999, Residential Mortgage Loans, Series 1999-WH4C, between WMMSC f/k/a PNC and Sovereign Bank . SERVICING AGREEMENT, dated July 1, 1999, Residential Mortgage Loans, Series 1999-WH4D, between WMMSC f/k/a PNC and Sovereign Bank.

SERVICING AGREEMENT, dated July 1, 1999, Residential Mortgage Loans, Series 1999-WH4E, between WMMSC f/k/a PNC and Sovereign Bank.

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 21 of 40


SERVICING AGREEMENT, dated July 1, 1999, Residential Mortgage Loans, Series 1999-WH4F, between WMMSC f/k/a PNC and Sovereign Bank.

SERVICING AGREEMENT, dated July 1, 1999, Residential Mortgage Loans, Series 1999-WH4H, between WMMSC f/k/a PNC and Sovereign Bank.

SERVICING AGREEMENT, dated August 1, 1999, Residential Mortgage Loans, Series 1999-WH4J, between WMMSC f/k/a PNC and Sovereign Bank.

SERVICING AGREEMENT, dated September 1, 1999, Residential Mortgage Loans, Series 1999-WH4L, between WMMSC f/k/a PNC and Sovereign Bank.

SERVICING AGREEMENT, dated October 1, 1999, Residential Mortgage Loans, Series 1999-WH4K, between WMMSC f/k/a PNC and Sovereign Bank.

SERVICING AGREEMENT, dated October 1, 1999, Residential Mortgage Loans, Series 1999-WH4J, between WMMSC f/k/a PNC and Sovereign Bank.

SERVICING AGREEMENT, dated January 1, 2000, Residential Mortgage Loans, Series 2000-WH1, between WMMSC f/k/a PNC and Sovereign Bank.

SERVICING AGREEMENT, dated January 1, 2000, Residential Mortgage Loans, Series 2000-WH2, between WMMSC f/k/a PNC and Sovereign Bank.

PARTICIPATION AGREEMENT, dated July 1, 1997, Residential Mortgage Loans, Series 1997-PA2, between WMMSC f/k/a PNC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated August 1, 1998, Mortgage Pass- Through Certificate, Series 1998-7, between WMMSC JP f/k/a PNC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated September 1, 1998, Mortgage Pass- Through Certificate, Series 1998-8, between WMMSC f/k/a PNC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated September 1, 1998, Mortgage Pass- Through Certificate, Series 1998-9, between WMMSC f/k/a PNC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated October 1, 1998, Mortgage Pass- Through Certificate, Series 1998-10, between WMMSC f/k/a PNC and State Street Bank & Trust.

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 22 of 40


POOLING AND SERVICING AGREEMENT, dated October 1, 1998, Mortgage Pass- Through Certificate, Series 1998-11, between WMMSC f/k/a PNC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated October 1, 1998, Mortgage Pass- Through Certificate, Series HMSI 1998-1, between WMMSC f/k/a PNC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 1998, Mortgage Pass- Through Certificate, Series HMSI 1998-12, between WMMSC f/k/a PNC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated December 1, 1998, Mortgage Pass- Through Certificate, Series HMSI 1998-14, between WMMSC f/k/a PNC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 1999, Mortgage Pass- Through Certificate, Series 1999-1, between WMMSC f/k/a PNC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated February 1, 1999, Mortgage Pass- Through Certificate, Series 1999-2, between WMMSC f/k/a PNC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated March 1, 1999, Mortgage Pass- Through Certificate, Series 1999-3, between WMMSC f/k/a PNC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated April 1, 1999, Mortgage Pass- Through Certificate, Series 1999-4, between WMMSC f/k/a PNC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated May 1, 1999, Mortgage Pass- Through Certificate, Series 1999-5, between WMMSC f/k/a PNC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated June 1, 1999, Mortgage Pass- Through Certificate, Series 1999-6, between WMMSC f/k/a PNC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated July 1, 1999, Mortgage Pass- Through Certificate, Series 1999-8, between WMMSC f/k/a PNC and State Street Bank & Trust.

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 23 of 40


POOLING AND SERVICING AGREEMENT, dated July 1, 1999, Mortgage Pass- Through Certificate, Series 1999-A, between WMMSC f/k/a PNC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated August 1, 1999, Mortgage Pass- Through Certificate, Series 1999-9, between WMMSC f/k/a PNC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated September 1, 1999, Mortgage Pass- Through Certificate, Series 1999-10, between WMMSC f/k/a PNC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated September 1, 1999, Mortgage Pass- Through Certificate, Series 1999-10, between WMMSC f/k/a PNC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated October 1, 1999, Mortgage Pass- Through Certificate, Series 1999-11, between WMMSC f/k/a PNC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated December 1, 1999, Mortgage Pass- Through Certificate, Series 1999-12, between WMMSC f/k/a PNC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated December 1, 1999, Mortgage Pass- Through Certificate, Series 1999-FSB-1, between WMMSC f/k/a PNC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 31, 2000, Mortgage Pass- Through Certificate, Series 2000-1, between WMMSC f/k/a PNC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated April 1, 2000, Mortgage Pass- Through Certificate, Series 2000-3, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated May 1, 2000, Mortgage Pass- Through Certificate, Series 2000-4, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated September 1, 2000, Mortgage Pass- Through Certificate, Series 2000-7, between WMMSC and State Street Bank & Trust.

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 24 of 40


POOLING AND SERVICING AGREEMENT, dated November 1, 2000, Mortgage Pass- Through Certificate, Series 2000-8, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated December 1, 2000, Mortgage Pass- Through Certificate, Series 2000-9, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2001, Mortgage Pass- Through Certificate, Series PNC 2001-1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2001, Mortgage Pass- Through Certificate, Series CSFB 2001-2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2001, Mortgage Pass- Through Certificate, Series PNC 2001-MS1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated March 1, 2001, Mortgage Pass- Through Certificate, Series WAMU 2001-2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated April 1, 2001, Mortgage Pass- Through Certificate, Series ABNMC 2001-1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated April 1, 2001, Mortgage Pass- Through Certificate, Series WAMU 2001-3, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated April 1, 2001, Mortgage Pass- Through Certificate, Series WAMU 2001-5, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated May 1, 2001, Mortgage Pass- Through Certificate, Series WAMU 2001-4, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated May 1, 2001, Mortgage Pass- Through Certificate, Series SASCO 2001-8A, between WMMSC and State Street Bank & Trust.

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 25 of 40


POOLING AND SERVICING AGREEMENT, dated June 1, 2001, Mortgage Pass- Through Certificate, Series WAMU 2001-7, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated June 1, 2001, Mortgage Pass- Through Certificate, Series WAMU 2001-6, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated July 1, 2001, Mortgage Pass- Through Certificate, Series ABNMC 2001-4, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated July 1, 2001, Mortgage Pass- Through Certificate, Series WAMU 2001-S8, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated July 1, 2001, Mortgage Pass- Through Certificate, Series WAMU 2001-8, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated July 1, 2001, Mortgage Pass- Through Certificate, Series WAMU 2001-9, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated August 1, 2001, Mortgage Pass- Through Certificate, Series WAMU 2001-S9, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated August 1, 2001, Mortgage Pass- Through Certificate, Series WAMU 2001-MS10, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated August 1, 2001, Mortgage Pass- Through Certificate, Series WAMU 2001-AR1, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated September 1, 2001, Mortgage Pass- Through Certificate, Series WAMU 2001-MS11, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated October 1, 2001, Mortgage Pass- Through Certificate, Series WAMU 2001-S10, between WMMSC and State Street Bank & Trust

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 26 of 40


POOLING AND SERVICING AGREEMENT, dated October 1, 2001, Mortgage Pass- Through Certificate, Series WAMMS 2001-MS12, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated November 1, 2001, Mortgage Pass- Through Certificate, Series WAMMS 2001-MS14, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated November 1, 2001, Mortgage Pass- Through Certificate, Series WAMU 2001-S11, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated December 1, 2001, Mortgage Pass- Through Certificate, Series WAMMS 2001-MS15, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated January 1, 2002, Mortgage Pass- Through Certificate, Series WAMU 2002-S1, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated January 1, 2002, Mortgage Pass- Through Certificate, Series WAMMS 2002-MS1, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated February 1, 2002, Mortgage Pass- Through Certificate, Series WAMU 2002-S2, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated March 1, 2002, Mortgage Pass- Through Certificate, Series WAMMS 2002-MS2, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated March 1, 2002, Mortgage Pass- Through Certificate, Series WAMMS 2002-AR1, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated April 1, 2002, Mortgage Pass- Through Certificate, Series WAMMS 2002-MS3, between WMMSC and State Street Bank & Trust

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 27 of 40


POOLING AND SERVICING AGREEMENT, dated May 1, 2002, Mortgage Pass- Through Certificate, Series CSFB 2002-AR13, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated May 1, 2002, Mortgage Pass- Through Certificate, Series WAMMS 2002-MS4, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated May 1, 2002, Mortgage Pass- Through Certificate, Series WAMMS 2002-S3, between WMMSC and State Street Bank & Trust

SERVICING AGREEMENT, dated June 1, 2002, Residential Mortgage Loans, Series CSFB 2002-WH9, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated July 1, 2002, Mortgage Pass- Through Certificate, Series WAMMS 2002-MS5, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated July 1, 2002, Mortgage Pass- Through Certificate, Series WAMMS 2002-AR2, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated July 1, 2002, Mortgage Pass- Through Certificate, Series WAMU 2002-S5, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated August 1, 2002, Mortgage Pass- Through Certificate, Series WAMMS 2002-MS6, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass- Through Certificate, Series WAMU 2002-S6, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass- Through Certificate, Series WAMMS 2002-MS7, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass- Through Certificate, Series WAMMS 2002-MS8, between WMMSC and State Street Bank & Trust

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 28 of 40


POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass- Through Certificate, Series WAMMS 2002-MS9, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass- Through Certificate, Series UBS Master 2002-8, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass- Through Certificate, Series WAMMS 2002-AR3, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass- Through Certificate, Series UBS Malt 2002-3, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass- Through Certificate, Series AMAC 2002-9, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass- Through Certificate, Series WAMMS 2002-MS11, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass- Through Certificate, Series WAMMS 2002-MS12, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass- Through Certificate, Series WAMMS 2002-MS10, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass- Through Certificate, Series WAMU 2002-S8, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass- Through Certificate, Series PNC/ABN AMRO, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated January 1, 2000, Mortgage Pass- Through Certificate, Series 2000-1, between WMMSC and State Street Bank & Trust

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 29 of 40


POOLING AND SERVICING AGREEMENT, dated August 1, 2002, Mortgage Pass- Through Certificate, Series UBS Master 2002-6, between WMMSC and State Street Bank & Trust

PARTICIPATION AGREEMENT, dated April 1, 1996, Residential Mortgage Loans, Series 1996-PA4, between WMMSC f/k/a PNC and State Street Bank & Trust.

PARTICIPATION AGREEMENT, dated June 1, 1996, Residential Mortgage Loans, Series 1996-PA8, between WMMSC f/k/a PNC and State Street Bank & Trust.

PARTICIPATION AGREEMENT, dated November 1, 1998, Residential Mortgage Loans, Series 1996-PA2, between WMMSC f/k/a PNC and State Street Bank & Trust.

SERVICING AGREEMENT, dated July 1, 2000, Residential Mortgage Loans, Series 2000-WH7, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated February 1, 2001, Residential Mortgage Loans, Series 2001-RP1, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated January 1, 1999, Mortgage Pass- Through Certificate, Series 1999-A1 Indy Mac, between WMMSC f/k/a PNC and Bank of New York.

POOLING AND SERVICING AGREEMENT, dated January 1, 1999, Mortgage Pass- Through Certificate, Series 1999-A2 Indy Mac, between WMMSC f/k/a PNC and Bank of New York.

POOLING AND SERVICING AGREEMENT, dated February 1, 1999, Mortgage Pass- Through Certificate, Series Indy Mac Rast A3, between WMMSC f/k/a PNC and Bank of New York.

POOLING AND SERVICING AGREEMENT, dated May 1, 1999, Mortgage Pass- Through Certificate, Series Indy Mac Rast, between WMMSC f/k/a PNC and Bank of New York.

SERVICING AGREEMENT, dated September 1, 2003, Residential Mortgage Loans, Series 2003-WH18, between WMMSC and Bank of New York.

SERVICING AGREEMENT, dated September 1, 2003, Residential Mortgage Loans, Series 2003-WH19, between WMMSC and Bank of New York.

SERVICING AGREEMENT, dated January 1, 2003, Residential Mortgage Loans, Series 2003-WH1, between WMMSC and Treasury Bank.

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 30 of 40


FLOW SERVICING AGREEMENT, dated April 1, 2003, Residential Mortgage Loans, Series Flow Agreement, between WMMSC and U.S. Bank Corporate Trust Services.

FLOW SERVICING AGREEMENT, dated April 1, 2003, Residential Mortgage Loans, Series 2003-WH12, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-7, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass- Through Certificate, Series WAMMS 2003-MS3, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass- Through Certificate, Series WAMMS 2003-MS5, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass- Through Certificate, Series WAMMS 2003-MS4, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass- Through Certificate, Series WAMMS 2003-MS7, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass- Through Certificate, Series AMAC 2003-3, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass- Through Certificate, Series WAMU 2003-S1, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass- Through Certificate, Series WAMMS 2003-MS6, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass- Through Certificate, Series WAMU 2003-S2, between WMMSC and U.S. Bank Corporate Trust Services.


Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 31 of 40


POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass- Through Certificate, Series AMAC 2003-4, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass- Through Certificate, Series WAMU 2003-S3, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass- Through Certificate, Series WAMMS 2003-MS8, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass- Through Certificate, Series WAMMS 2003-AR2, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-10, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass- Through Certificate, Series WAMU 2003-S4, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass- Through Certificate, Series WAMU 2003-S5, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass- Through Certificate, Series WAMMS 2003-AR3, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass- Through Certificate, Series WAMMS 2003-S6, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR4, between WMMSC and U.S. Bank Corporate Trust Services

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S8, between WMMSC and U.S. Bank Corporate Trust Services

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 32 of 40


POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series AMAC 2003-11, between WMMSC and U.S. Bank Corporate Trust Services

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S10, between WMMSC and U.S. Bank Corporate Trust Services

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S12, between WMMSC and U.S. Bank Corporate Trust Services

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR26, between WMMSC and U.S. Bank Corporate Trust Services

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass- Through Certificate, Series WAMMS 2003-MS9, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass- Through Certificate, Series WAMU 2003-S13, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass- Through Certificate, Series ABN/AMAC 2003-12, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-AR28, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass- Through Certificate, Series UBS Master 2003-11, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass- Through Certificate, Series UBS Master 2003-5, between WMMSC and U.S. Bank Corporate Trust Services.

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 33 of 40


POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-29, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass- Through Certificate, Series UBS Master 2003-12, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR30, between WMMSC and U.S. Bank Corporate Trust Services

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass-Through Certificate, Series ABN/AMAC 2003-13, between WMMSC and U.S. Bank Corporate Trust Services

SERVICING AGREEMENT, dated February 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH7, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated March 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH8, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated March 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH11, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated April 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH10, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated May 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH13, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated July 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH15, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated August 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH16, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated September 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH17, between WMMSC and U.S. Bank Corporate Trust Services.

PARTICIPATION AGREEMENT, dated November 1, 1993, Residential Mortgage Loans, Series 1993-PA2A, between WMMSC f/k/a PNC and U.S. Bank National Association.

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 34 of 40


PARTICIPATION AGREEMENT, dated November 1, 1993, Residential Mortgage Loans, Series 1993-PA2B, between WMMSC f/k/a PNC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated February 1, 1994, Residential Mortgage Loans, Series 1994-PA1, between WMMSC f/k/a PNC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 1994, Mortgage Pass- Through Certificate, Series 1994-2, between WMMSC f/k/a PNC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 1994, Mortgage Pass- Through Certificate, Series 1994-4, between WMMSC f/k/a PNC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated September 1, 1995, Mortgage Pass- Through Certificate, Series 1995-PR1, between WMMSC f/k/a PNC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated October 1, 1995, Residential Mortgage Loans, Series 1995-PA2, between WMMSC f/k/a PNC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated January 1, 1996, Residential Mortgage Loans, Series 1996-PA1, between WMMSC f/k/a PNC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated March 1, 1996, Residential Mortgage Loans, Series 1996-PA6, between WMMSC f/k/a PNC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated June 1, 1996, Mortgage Pass- Through Certificate, Series 1996-2, between WMMSC f/k/a PNC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated October 1, 1996, Residential Mortgage Loans, Series 1996-PA9, between WMMSC f/k/a PNC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated October 1, 1996, Residential Mortgage Loans, Series 1996-PA10, between WMMSC f/k/a PNC and U.S. Bank National Association.

SERVICING AGREEMENT, dated June 1, 1997, Residential Mortgage Loans, Series 1997-WH2, between WMMSC f/k/a PNC and U.S. Bank National Association.

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 35 of 40


POOLING AND SERVICING AGREEMENT, dated June 1, 1997, Mortgage Pass- Through Certificate, Series 1997-PR1, between WMMSC f/k/a PNC and U.S. Bank National Association.

SERVICING AGREEMENT, dated July 1, 1997, Residential Mortgage Loans, Series 1997-WH3, between WMMSC f/k/a PNC and U.S. Bank National Association.

SERVICING AGREEMENT, dated July 1, 1997, Residential Mortgage Loans, Series 1997-BWH1, between WMMSC f/k/a PNC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated September 1, 1997, Mortgage Pass- Through Certificate, Series 1997-6, between WMMSC f/k/a PNC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated October 1, 1997, Mortgage Pass- Through Certificate, Series CMC 1997-2, between WMMSC f/k/a PNC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated November 1, 1997, Mortgage Pass- Through Certificate, Series CMC 1997-H, between WMMSC f/k/a PNC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated March 1, 1998, Mortgage Pass- Through Certificate, Series 1998-3, between WMMSC f/k/a PNC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 1998, Mortgage Pass- Through Certificate, Series 1998-4, between WMMSC f/k/a PNC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated June 1, 1998, Mortgage Pass- Through Certificate, Series 1998-5, between WMMSC f/k/a PNC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated July 1, 1998, Mortgage Pass- Through Certificate, Series 1998-6, between WMMSC f/k/a PNC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated October 1, 1994, Residential Mortgage Loans, Series 1994-PA2, between WMMSC f/k/a PNC and U.S. Bank National Association.

SERVICING AGREEMENT, dated October 1, 1997, Residential Mortgage Loans, Series 1997-WH7, between WMMSC f/k/a PNC and U.S. Bank National Association.


Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 36 of 40


SERVICING AGREEMENT, dated February 1, 1998, Residential Mortgage Loans, Series 1998-WH7, between WMMSC f/k/a PNC and U.S. Bank National Association.

SERVICING AGREEMENT, dated May 1, 1998, Residential Mortgage Loans, Series 1998-WH6, between WMMSC f/k/a PNC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass- Through Certificate, Series SBMSI 2002-HYB1, between WMMSC PNC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS1, between WMMSC and U.S. Bank

POOLING AND SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS2, between WMMSC and U.S. Bank

POOLING AND SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR1, between WMMSC and U.S. Bank

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass- Through Certificate, Series Bay View 2003-C, between WMMSC and Wachovia Bank, National Association.

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass- Through Certificate, Series Bay View 2003-D, between WMMSC and Wachovia Bank, National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass- Through Certificate, Series UBS Malt 2003-6, between WMMSC and Wachovia Bank, National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass- Through Certificate, Series UBS Master 2003-8, between WMMSC and Wachovia Bank, National Association.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass- Through Certificate, Series UBS Master 2003-9, between WMMSC and Wachovia Bank, National Association.

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass- Through Certificate, Series UBS Master 2003-10, between WMMSC and Wachovia Bank, National Association.

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 37 of 40


POOLING AND SERVICING AGREEMENT, dated March 1, 2000, Mortgage Pass- Through Certificate, Series DLJ ABS 2000-3, between WMMSC and Wells Fargo Bank Minnesota, NA

POOLING AND SERVICING AGREEMENT, dated July 1, 2001, Mortgage Pass- Through Certificate, Series MLMI 2001-1 WM1, between WMMSC and Wells Fargo Bank Minnesota, NA

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass- Through Certificate, Series UBS Master 2003-3, between WMMSC and Wells Fargo Bank Minnesota, NA

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass- Through Certificate, Series UBS Master 2003-4, between WMMSC and Wells Fargo Bank Minnesota, NA

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass- Through Certificate, Series UBS Malt 2003-3, between WMMSC and Wells Fargo Bank Minnesota, NA

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass- Through Certificate, Series UBS Master 2003-5, between WMMSC and Wells Fargo Bank Minnesota, NA

POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass- Through Certificate, Series UBS Master 2003-6, between WMMSC and Wells Fargo Bank Minnesota, NA

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass- Through Certificate, Series UBS Malt 2003-4, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass- Through Certificate, Series UBS Master 2003-7, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass- Through Certificate, Series BAFC 2003-3, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass- Through Certificate, Series BAY2003-C, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass- Through Certificate, Series Bayview 2003-D, between WMMSC and Wells Fargo

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 38 of 40


POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-19, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-21, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-23, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-25, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-27, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-29, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass- Through Certificate, Series CSFB 2003-A30, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass- Through Certificate, Series MALT 2003-4, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass- Through Certificate, Series MALT 2003-5, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass- Through Certificate, Series MALT 2003-6, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass- Through Certificate, Series MARM 2003-2, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass- Through Certificate, Series MARM 2003-4, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass- Through Certificate, Series MARM 2003-5, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated August 1, 2002, Mortgage Pass- Through Certificate, Series MAST 2002-5, between WMMSC and Wells Fargo

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 39 of 40


POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass- Through Certificate, Series MAST 2002-8, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass- Through Certificate, Series MAST 2003-3, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass- Through Certificate, Series MAST 2003-4, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass- Through Certificate, Series MAST 2003-5, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass- Through Certificate, Series MAST 2003-6, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass- Through Certificate, Series MAST 2003-7 between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass- Through Certificate, Series MAST 2003-8, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass- Through Certificate, Series MAST 2003-9, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass- Through Certificate, Series MAST 2003-10, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass- Through Certificate, Series MAST 2003-11, between WMMSC and Wells Fargo

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass- Through Certificate, Series MAST 2003-12, between WMMSC and Wells Fargo

SERVICING AGREEMENT, dated December 1, 2000, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. f/k/a PNC Mortgage Securities Corp. and Federal Home Loan Bank Indianapolis (FHLBI).

SERVICING AGREEMENT, dated February 1, 2001, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. and Federal Home Loan Bank of Seattle (FHLBS).

Washington Mutual Mortgage Securities Corp.
Schedule of Agreements (continued)
Page 40 of 40


SERVICING AGREEMENT, dated December 1, 2000, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. f/k/a PNC Mortgage Securities Corp. and Federal Home Loan Bank Cincinnati (FHLBC).

MASTER SERVICING AGREEMENT, dated as of July 23, 2003, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. and Federal Home Loan Bank of Seattle (FHLBS).

SERVICING AGREEMENT, dated April 1, 2001, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. and Washington Mutual Bank, FA.

  Ex-99.2 (k)

(Logo) WELLS FARGO HOME MORTGAGE

Management Assertion

As of and for the year ended December 31, 2003, Wells Fargo Home Mortgage, Inc, has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Wel1s Fargo Home Mortgage, Inc. had in effect a fidelity bond along with an errors and omissions policy in the amounts of $lOO million and $20 million, respectively.

/s/ Pete Wissinger
February 25, 2004
Pete Wissinger
Chief Executive Officer

/s/ Michael J. Heid
February 25, 2004
Michael J. Heid
Executive Vice President

/s/ Michael Lepore
February 25, 2004
Michael Lepore
Executive Vice President
Loan Servicing

/s/ Robert Caruso
February 25, 2004
Robert Caruso
Executive Vice President
Servicing Operations

  Ex-99.3 (a)

Bank of America (Logo)

Bank of America
475 CrossPoint Parkway
PO Box 9000
Getzville, NY 14068-9000

Officer's Certificate

Pursuant to the terms of the Servicing Agreement, the undersigned officer certifies to the following:

1. All hazard (or mortgage impairment if applicable), flood, or other casualty insurance and primary mortgage guaranty insurance premiums, taxes, ground rents, assessments, and other charges have been paid in connection with the Mortgaged Properties;

2. Each officer has reviewed the activities and performance of the Seller/ Servicer during the preceding calendar year and to the best of each officer's knowledge, based on such review, the Seller/Servicer has fulfilled all of its obligations under the Agreement throughout the year.

Certified By: /s/ Cynthia A. Mech
Cynthia A. Mech
Vice President

  Ex-99.3 (b)

(Logo) Countrywide
HOME LOANS

400 Countrywide Way, SV-44
Simi Valley, California 93065-6298

(805) 520-5100

March 18, 2004

Norwest Bank Minn., N.A.
11000 Brokenland Parkway
Columbia, MD 21004

ARM: Karen Chapple

OFFICER'S CERTIFICATE

I, Joseph Candelario, hereby certify that I am the First Vice President, Loan Administration of Countrywide Home Loans, Inc., fka Countrywide Funding Corporation. I further certify, with respect to the Servicing Agreements for Countrywide Mortgage Obligations, Inc., the following:

I have reviewed the activities and performance of the Servicer during the fiscal year ended December 31, 2003 under the Agreements and, to the best of my knowledge, based on my review, the Servicer has fulfilled all of its duties, responsibilities or obligations under the Agreements throughout the fiscal year.

/s/ Joseph Candelario
Joseph Candelario
First Vice President
Compliance Officer
Loan Administrator

3/18/04
Date

Re: Investor Number 5

  Ex-99.3 (c)

(logo) GMAC Mortgage


March 15, 2004

Wells Fargo Bank, NA
Attn: Kim Wiggins
9062 Old Annapolis Road
Columbia, MD 21045-1951

Re: Officers Statement of Compliance
Year Ending 2003
Wells Fargo Master Serviced Deals


We hereby certify to the best of our knowledge and belief, that for the calendar year 2003:


1. A review of the activities of the Seller / Servicer and of performance according to the Seller / Servicer contract has been made with the undersigned Officer's knowledge.

2. To the best of the undersigned Officer's knowledge, and based on such review, the Seller/ Servicer has fulfilled all its obligations under the Guides for such year.

3. If applicable, GMACM has filed the information returns with respect to the receipt of mortgage interest pursuant to Sections 6050H, 6050J and 6050P of the Code, received in a trade or business, reports of foreclosures and abandonment's of any Mortgaged Property and the information returns relating to cancellation of indebtedness income with respect to any Mortgaged Property.

4. All hazard, flood, FHA mortgage insurance and primary mortgage insurance premiums, taxes, ground rents, assessments and other lienable items have been paid in connection with the mortgaged properties.

5. All property inspections have been completed as required.

6. Compliance relative to Adjustable Rate Mortgages has been met.

7. Fidelity Bond and Errors and Omissions Insurance coverage is current, in full force and effect.


Servicer: GMAC Mortgage Corporation

By: /s/ Michael Kacergis

Name: Michael Kacergis

Title: Manager, Operations Risk Management



GMAC Mortgage Corporation
500 Enterprise Road
Horsham, PA 19044

  Ex-99.3 (d)

PO Box 84013
Columbus, GA 31908-4013
Tel. 8OO.784.5566

(logo)GreenPoint Mortgage

To: Wells Fargo

Re : Annual Statement as to Compliance by Servicer

Pursuant to the applicable Section of the Mortgage Loan Flow Purchase, Sale, and Servicing Agreement between Greenpoint Mortgage Funding, Inc. as Servicer (the "Servicer") and Wells Fargo as Master Servicer, (the "Agreement"), the undersigned officer of the Servicer, hereby certifies as to the following:

(i) a review of the activities of the Servicer during the calendar year ended December 31, 2003 (the "Applicable Period") and of the Servicer's performance under the Agreement has been made under the direct supervision of the undersigned officer; and

(ii) to the best knowledge of the undersigned officer, based on such review, the Servicer has fulfilled all of its obligations under the Agreement throughout the Applicable Period, and there has been no known default in the fulfillment of the Servicer's obligations throughout such Applicable Period.

Very Truly Yours
GREENPOINT MORTGAGE
FUNDING, INC.
As Servicer

/s/ Roy Briggs
Roy Briggs
Title: Vice President

Aviso Imponante Las Personas Habls Expanol
Si usted no entiendo el contenido de esta carta por favor obrenga una traduccion immediamente

2300 Brookstone Centre Pkwy Columbus GA 31904
Customer Service Hours: Monday-Friday, 8:30 AM -8:00 PM, Eastern www.greenpointservice.com

Attachment A

GREENPOINT CREDIT, LLC CSFB 2003-21

GREENPOINT MTG FUNDING,INC BSA 2003-AC6

GREENPOINT MTG FUNDING,INC BSA 2003-AC7

GREENPOINT MTG FUNDING,INC CSFB 2003-19

GREENPOINT MTG FUNDING,INC CSF82003-23

GREENPOINT MTG FUNDING,INC CSF8 2003-25

GREENPOINT MTG FUNDING,INC CSFB 2003-27

GREENPOINT MTG FUNDING,INC CSF82003-29

GREENPOINT MTG FUNDING,INC CSFB 2003-A30

GREENPOINT MTG FUNDING,INC DAL 2003-3

GREENPOINT MTG FUNDING,INC DAL 2003-2XS

GREENPOINT MTG FUNDING,INC Dal 2003-4XS

GREENPOINT MTG FUNDING,INC MALT 2003.2

GREENPOINT MTG FUNDING,INC MALT 2003-3

GREENPOINT MTG FUNDING,INC MAlT 2003-4

GREENPOINT MTG FUNDING,INC MALT 2003-5

GREENPOINT MTG FUNDING,INC MALT 2003-6

GREENPOINT MTG FUNDING,INC MALT 2003-7

GREENPOINT MTG FUNDING,INC MALT 2003-8

GREENPOINT MTG FUNDING,INC MALT 2003-9

GREENPOINT MTG FUNDING,INC MARM 2003-2

GREENPOINT MTG FUNDING,INC MARM 2003-3

GREENPOINT MTG FUNDING,INC MARM 2003-4

GREENPOINT MTG FUNDING,INC MARM 2003-5

GREENPOINT MTG FUNDING,INC MARM 2003-6

GREENPOINT MTG FUNDING,INC MARM 2003-7

GREENPOINT MTG FUNDING,INC MASTR 2003-7

GREENPOINT MTG FUNDING,INC MASTR 2003-8

GREENPOINT MTG FUNDING,INC MASTR 2003-11

GREENPOINT MTG FUNDING,INC MASTR 2003-12

GREENPOINT MTG FUNDING,INC SAMI 2003-CL 1

  Ex-99.3 (e)

Exhibit A

February 27, 2004

Master Servicing
Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, Maryland 21045
Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2003 fiscal year:

I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect; All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N .A.;

All Custodial accounts have been reconciled and are properly funded; and

All Annual Reports of Foreclosure and Abandonment of Mortgage Property required per Section 6050H, 6050J, and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


Certified By

/s/ Bob Filberto
Bob Filberto
3/2/04






  Ex-99.3 (f)

National City Mortgage Co.
232 Newmark Drive. Miamisburg, Ohio 45342
Mortgage Telephone (937) 910-1200

Mailing Address:
P.O. Box 1820
Dayton, Ohio 45401-1820

EMC
C/o Wells Fargo Bank Minnesota NA
Attn: Mike Williams
9062 Old Annapolis Road
Columbia, Maryland 21045


RE: Officer's Certification -National City Mortgage Investor Number 436

Dear Master Servicer:

The undersigned Officer certifies the following for the 2003 fiscal year:

a. I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of this Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to EMC c/o Wells Fargo Bank Minnesota NA;

b. I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

c. I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

d. All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

e. All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to EMC c/o Wells Fargo Bank Minnesota NA;

f. All custodial accounts have been reconciled and are properly funded; and

g. All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:
/s/ Mary Beth Criswell
Officer Mary Beth Criswell

Vice President
Title

February 13, 2004
Date


No one Cares More!



  Ex-99.3 (g)

(logo)nexstar
www.nexstarhome.com


March 25, 2004

Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, MD 21045
Attention: Servicer Oversight Group

Re: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies tho following for the 2003 fiscal year:

(i) A revicw of the activities of the Servicer during the preceding fiscal year and of the Servicer's performance of the Servicer under the terms of the applicable Se1vicing Agreement(s) by and between Servicer and the Purchasers of the Loans from Servicer included in the deals listed on Exhibit A to this certificate, with respect TO such Loans has been made under the supervision of the officer who signed such Officer's Certificate;

(ii) To the best of such officer's knowledge, based on such review, the Servicer has fulfilled all its obligations under the Servicing Agreement throughout such year, or if there has been a default in the fulfillment of any such obligation, such Officer's Certificate shall specify each such default action the Servicer proposes to take with respect thereto.

Certified By:
/s/Thomas L. Wind
Thomas L. Wind
Officer

CFO
Title

3/25/04
Date

Nexstar Financial corporation
622 Emerson Road
St. Louis, Missouri 63141

ph 314.213.1700
fax 314.213.1900

Exhibit A

BS ARM TRUST 2003-1
CSFB 2003-25
CSFB 2003-27
MAST ALT TRST 2003-4
MAST ALT TRST 2003-5
MAST ALT TRST 2003-6
MAST ALT TRST 2003-9
MASTR ARM TRST 2003-2
MASTR ARM TRST 2003-3
MASTR ARM TRST 2003-S
MASTR ARM TRST 2003-6
MASTR ARM TRST 2003-7
MASTR SEC TR 2003-5
MASTR SEC TR 2003-6
MASTR SEC TR 2003-7
MASTR SEC TR 2003-8
MASTR SEC TR 2003-9
MASTR SEC TR 2003-11
MASTR SEC TR 2003-12



  Ex-99.3 (h)

Exhibit "A"
Wells Fargo Bank Minnesota, N .A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2003 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/ or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


Certified By:
/s/ Paul Brice
Officer

Executive Vice President
Title


March, 12 2004
Date

  Ex-99.3 (i)

PROVIDENT FUNDING ASSOCIATES. L.P.
A Mortgage Lending Company

Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, MD 21045
Attention: Master Servicing

Re: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2003 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pool and Servicing Agreement and/or Seller/Servicer Guide and to the best of the Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively have been prepared and filed.

Certified By:

/s/ Michelle C. Blake
Officer
SVP
Title

February 23. 2004
Date

1633 Bayshore Hwy. Suite 155, Burlingame, CA 94010 (650) 652-1300
FAX (650) 652-1350

  Ex-99.3 (j)


Exhibit "A"

Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, MD 21045

Attention: Servicer Oversight Group

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2003 fiscal year:

(i) A review of the activities of The Servicer during the preceding fiscal year and of the Servicer's performance, of the Servicer under the tenets of The Servicing Agreement with respect to such Loans has been made under the supervision of the officer who signed such Officer's Certificate:

(ii) To the best of such officer's know1edge, based on such review, the Servicer has fulfilled all its obligations under this Agreement throughout such year, or if there has been a default in the fulfillment of any such obligation, such Officer's Certificate shall specify each such default known to such signer and the nature and status thereof and what action the Servicer proposes to take with respect thereto.

Certified By:
/s/ Tammy Spriggs
First Vice President
March 26, 2004



  Ex-99.3 (k)

Wells Fargo Home Mortgage (logo)

One Home Campus
Des Moines, IA 50328-0001
515-213-5469
515-213-7121 Fax


January 30, 2004

Re: 2003 Annual Certification

We hereby certify to the best of our knowledge and belief that for the calendar year of 2003:

1. All real estate taxes, bonds assessments and other lienable items have been paid.

2. All FHA mortgage insurance, private mortgage insurance premiums, and flood insurance have been paid (if applicable).

3. Hazard insurance policies held by us meet the requirements as specified in the servicing agreement, or those of a normal prudent lender if not specified, and those premiums due have been paid.

4. We have made all property inspections as required.

5. Fidelity bond and Errors and Omissions insurance coverage currently exists.

6. That the Officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide or similar agreements and to the best of this officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations of such agreement throughout the year, or if there has been a default or failure of the servicer to perform any of such duties, responsibility or obligations, a description of each default or failure and the nature and status thereof has been reported.

Sincerely,

/s/ John B. Brown
John B. Brown
Vice President
Wells Fargo Home Mortgage Inc.


  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   15-AX                            752,412.77                  0.00                 0.00                       0.00
   15-AX-1                          436,796.56                  0.00                 0.00                       0.00
   15-AX-4                          315,616.23                  0.00                 0.00                       0.00
   15-PO                                  0.00            190,165.58                 0.00                 574,167.10
   15-PO-1                                0.00              6,367.84                 0.00                 191,076.59
   15-PO-4                                0.00            183,797.75                 0.00                 383,090.51
   1-A-1                          4,063,988.03         14,849,447.98                 0.00             130,711,552.01
   2-A-1                          1,758,510.52          6,322,146.06                 0.00              43,364,853.94
   30-AX                            831,702.17                  0.00                 0.00                       0.00
   30-AX-2                          165,862.36                  0.00                 0.00                       0.00
   30-AX-3                          520,638.17                  0.00                 0.00                       0.00
   30-AX-5                          145,201.65                  0.00                 0.00                       0.00
   30-PO                                  0.00             31,307.61                 0.00                 424,982.90
   30-PO-2                                0.00              4,831.53                 0.00                 144,227.11
   30-PO-3                                0.00                313.61                 0.00                  33,114.36
   30-PO-5                                0.00             26,162.48                 0.00                 247,641.43
   3-A-1                          3,112,152.40         22,471,726.54                 0.00              74,496,273.47
   4-A-1                          1,769,099.69         16,707,698.18                 0.00              45,999,301.82
   4-A-2                            817,125.10          8,084,557.46                 0.00              22,258,242.54
   4-A-3                            124,511.03            808,434.42                 0.00               2,225,765.57
   5-A-1                          1,414,919.55         12,033,616.45                 0.00              29,457,383.56
   B-1                              355,946.32            174,674.63                 0.00              10,743,325.38
   B-2                              155,706.14             76,410.15                 0.00               4,699,589.85
   B-3                              111,237.31             54,587.82                 0.00               3,357,412.18
   B-4                               51,902.04             25,470.04                 0.00               1,566,529.95
   B-5                               51,902.04             25,470.04                 0.00               1,566,529.95
   B-6                               51,921.05             25,479.37                 0.00               1,567,103.62
   LR                                     0.00                  0.00                 0.00                       0.00
   A-R                                    1.01                100.00                 0.00                       0.00